Form 10-K
period 2005-12-31
Chase Mortgage Finance Trust Series 2005-S2
filed 2006-03-27
CIK 1340251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-110968-06
                      -------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
       (Issuer in respect of Chase Mortgage Finance Trust, Series 2005-S2)
                              (the "Certificates")
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                            52-1495132
----------------------------------------------      ----------------
(State or other jurisdiction of incorporation)      (I.R.S. Employer
                                                    Identification No.

194 Wood Avenue South, Iselin, New Jersey           08830
-----------------------------------------           ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_|   Accelerated filer |_|
      Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                                INTRODUCTORY NOTE

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I

Item 1. Business

      Not Applicable.

Item 1A. Risk Factors

      Not Applicable.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

Item 3. Legal Proceedings

      The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Wachovia, N.A. (the "Trustee") or JPMorgan Chase Bank, National Association (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the Pooling and Servicing Agreement among Chase Mortgage Finance Corporation, JPMorgan Chase Bank, National Association and Wachovia, N.A., dated as of September 1, 2005, for Multi-Class Mortgage Pass-Through Certificates, Series 2005-S2.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

      (a)   (1)   To the knowledge of the registrant, there is no established public market for the Certificates of any Series.

            (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

      (b) The records of the registrant indicate that as of December 31, 2005, Series 2005-S2 had 91 holders of record.

Item 6. Selected Financial Data

      Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 8. Financial Statements and Supplementary Data

      In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and Exhibit 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Not Applicable.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Not Applicable.

Item 11. Executive Compensation

      Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The records of the Depository Trust Company ("DTC") indicate that as of December 31, 2005, there were the following holders of record with more than 5% of each class of Certificates:

-----------------------------------------------------------------------------------------------------------------------
Chase Mortgage Finance Trust,       Name & Address of Participant                 Original Certificate       % of Class
Series 2005-S2                                                                    Principal Balance
-----------------------------------------------------------------------------------------------------------------------
A1                                  00000901 The Bank of New York                        $50,000,000            100.00%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
A2                                  00002116 The Fifth Third Bank                         $8,480,000             84.80%
                                    38 Fountain Square Plaza
                                    Mail Drop 1090F1
                                    Cincinnati, OH  45263
-----------------------------------------------------------------------------------------------------------------------
                                    00002316 National City Bank                             $955,000              9.55%
                                    4100 West 150TH Street
                                    Cleveland, OH  44135
-----------------------------------------------------------------------------------------------------------------------
A3                                  00000015 Morgan Stanley DW Inc.                      $24,322,770             94.57%
                                    Issuer  Services
                                    C/O ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood,  NY  11717
-----------------------------------------------------------------------------------------------------------------------
A4                                  00000015 Morgan Stanley DW Inc.                       $3,980,230             92.99%
                                    Issuer  Services
                                    C/O ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood,  NY  11717
-----------------------------------------------------------------------------------------------------------------------
                                    00000901 The Bank of New York                           $300,000              7.01%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
A5                                  00002483 COMPASS Bank                                $35,000,000             49.94%
                                    15 South 20th Street, 3rd Floor
                                    Birmingham, AL 35233
-----------------------------------------------------------------------------------------------------------------------
                                    00000908 Citibank, N.A.                              $31,578,600             45.06%
                                    3800 Citibank Center B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
A6                                  00000954 Mellon Trust of New England, NA              $2,619,000             92.91%
                                    525 William Penn Place, Suite 3418
                                    Pittsburgh, PA 15259
-----------------------------------------------------------------------------------------------------------------------
                                    00000012 SWISS AME                                      $200,000              7.09%
                                    12 East 49th Street, 41st Floor
                                    New York, NY 10017
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
A7                                  00000235 RBC DAIN                                     $4,319,000             75.36%
                                    510 Marquette Ave South
                                    Minneapolis, MN  55402
-----------------------------------------------------------------------------------------------------------------------
                                    00000443 PERSHING                                       $881,000             15.37%
                                    Securities Corporation
                                    1 Pershing Plaza
                                    Jersey City, NJ 07399
-----------------------------------------------------------------------------------------------------------------------
A8                                  00005144 D Lerner                                     $2,464,000             87.10%
                                    477 Jericho Turnoike
                                    Syosset, NY  11791
-----------------------------------------------------------------------------------------------------------------------
                                    00000141 FRST CLEAR                                     $265,000              9.37%
                                    10700 Wheat First Drive, WS 1195
                                    Glen Allen, VA 23060
-----------------------------------------------------------------------------------------------------------------------
A9                                  00000419 Stephens                                     $1,694,000             40.73%
                                    111 Center Street, 4th Floor
                                    Little Rock, AR  72201-4402
-----------------------------------------------------------------------------------------------------------------------
                                    00000793 STIFEL                                       $1,000,000             24.04%
                                    501 N. Broadway, 7th Floor
                                    St. Louis, MO  63102
-----------------------------------------------------------------------------------------------------------------------
                                    00000103 WEDBUSH                                        $273,000              6.56%
                                    1000 Wilshire Blvd.
                                    Los Angelas, CA  90017
-----------------------------------------------------------------------------------------------------------------------
                                    00000141 FRST CLEAR                                     $250,000              6.01%
                                    10700 Wheat First Drive, WS 1195
                                    Glen Allen, VA 23060
-----------------------------------------------------------------------------------------------------------------------
                                    00008105 JA GLYNN                                       $250,000              6.01%
                                    Issuer Services C/O ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood, NY 11717
-----------------------------------------------------------------------------------------------------------------------
A10                                 00005208 GS International                            $32,605,000             49.55%
                                    1 New York Plaza, 45th Floor
                                    New York, NY  10004
-----------------------------------------------------------------------------------------------------------------------
                                    00002251 LaSalle Bank National Association           $18,200,000             27.66%
                                    135 South Lasalle Street
                                    Chicago, IL 60603
-----------------------------------------------------------------------------------------------------------------------
                                    00000908 Citibank, N.A.                              $15,000,000             22.79%
                                    3800 Citibank Center B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
A11                                 00000954 Mellon Trust of New England, NA             $17,152,000             98.83%
                                    525 William Penn Place, Suite 3418
                                    Pittsburgh, PA 15259
-----------------------------------------------------------------------------------------------------------------------
A12                                 00000954 Mellon Trust of New England, NA              $1,302,000            100.00%
                                    525 William Penn Place, Suite 3418
                                    Pittsburgh, PA 15259
-----------------------------------------------------------------------------------------------------------------------
A13                                 00000901 The Bank of New York                        $51,600,000             70.82%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00000010 Brown Brothers Harriman & Co.                $9,020,000             12.38%
                                    525 Washington Blvd.
                                    New Port Towers
                                    Jersey City, NJ 07302
-----------------------------------------------------------------------------------------------------------------------
                                    00000954 Mellon Trust of New England, NA              $8,638,732             11.86%
                                    525 William Penn Place, Suite 3418
                                    Pittsburgh, PA 15259
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
A14                                 00007311 CF/DC Markets                                $2,681,685            100.00%
                                    135 East 57th Street
                                    New York, NY  10022
-----------------------------------------------------------------------------------------------------------------------
A15                                 00000187 J.P. Morgan Securities Inc. - Fixed         $58,006,300            100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A16                                 00000187 J.P. Morgan Securities Inc. - Fixed         $23,049,187            100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A17                                 00000901 The Bank of New York                        $30,000,000            100.00%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
A18                                 00000997 State Street Bank and Trust Company          $1,071,984            100.00%
                                    1776 Heritage Drive
                                    North Quincy,  MA 02171
-----------------------------------------------------------------------------------------------------------------------
A19                                 00000902 JPMorgan Chase Bank, National               $30,000,000            100.00%
                                    Association
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
A20                                 00000418 CITIGROUP                                    $1,071,984            100.00%
                                    333 W. 34th Street
                                    New York, NY 10001
-----------------------------------------------------------------------------------------------------------------------
A21                                 00000901 The Bank of New York                       $100,000,000            100.00%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
A22                                 00000187 J.P. Morgan Securities Inc. - Fixed          $4,545,454            100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A23                                 00002164 JPMorgan Chase Bank/                        $30,592,335            100.00%
                                    Correspondence Clearing Services 2
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
A24                                 00000908 Citibank, N.A.                              $10,000,000            100.00%
                                    3800 Citibank Center B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
A25                                 00000187 J.P. Morgan Securities Inc. - Fixed         $32,286,200             66.31%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
                                    00002027 Wells Fargo Bank Minnesota, N.A.            $11,900,000             24.44%
                                    733 Marquette Avenue
                                    MAC N9306-057 5th Floor
                                    Minneapolis, MN 55479
-----------------------------------------------------------------------------------------------------------------------
                                    00000954 Mellon Trust of New England, NA              $3,000,000              6.16%
                                    525 William Penn Place, Suite 3418
                                    Pittsburgh, PA 15259
-----------------------------------------------------------------------------------------------------------------------
A26                                 00000187 J.P. Morgan Securities Inc. - Fixed         $14,878,200            100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
A27                                 00000187 J.P. Morgan Securities Inc. - Fixed         $10,695,500             68.14%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
                                    00000902 JPMorgan Chase Bank, National                $5,000,000             31.86%
                                    Association
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
A28                                 00000274 CGM/SAL BR                                   $7,733,493            100.00%
                                    333 W 34th Street, 3rd Floor
                                    New York,  NY 10001
-----------------------------------------------------------------------------------------------------------------------
A29                                 00000954 Mellon Trust of New England, NA              $9,500,000            100.00%
                                    525 William Penn Place, Suite 3418
                                    Pittsburgh, PA 15259
-----------------------------------------------------------------------------------------------------------------------
AP                                  00000187 J.P. Morgan Securities Inc. - Fixed          $2,429,139            100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
M                                   00000901 The Bank of New York                        $10,000,000             68.93%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company          $4,508,000             31.07%
                                    1776 Heritage Drive
                                    North Quincy,  MA 02171
-----------------------------------------------------------------------------------------------------------------------
B1                                  00000997 State Street Bank and Trust Company          $2,464,000             55.20%
                                    1776 Heritage Drive
                                    North Quincy,  MA 02171
-----------------------------------------------------------------------------------------------------------------------
                                    00000901 The Bank of New York                         $2,000,000             44.80%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
B2                                  00000652 UBSSEC/CMO                                   $2,604,000            100.00%
                                    299 Park Avenue
                                    New York, NY 10171
-----------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Not Applicable.

Item 14. Principal Accounting Fees and Services

      Not Applicable.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

            (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  (3)   Exhibit
                        Number      Description
                        -------     -----------

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2005.

                        99.2        Servicer's Annual Statement of Compliance.

            (b)   See item 15(a)(3) above.

            (c)   Not Applicable.

                                                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            CHASE MORTGAGE FINANCE CORPORATION,
            depositor

            By: /s/ Jerome A. Cipponeri
            ---------------------------------
            Name:   Jerome A. Cipponeri
             Title: President

Date: March 27, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

                        Exhibit
                        Number      Description
                        -------     -----------

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2005.

                        99.2        Servicer's Annual Statement of Compliance.